Form 10-K
period 1995-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO 1988-K1
filed 1996-03-28
CIK 820761

       1                SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549
			       ____________________

		 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
			THE SECURITIES EXCHANGE ACT OF 1934

		    For the fiscal year ended December 31, 1995

					OR

	       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		       THE SECURITIES EXCHANGE ACT OF 1934

		      For the transition period from     to
			 Commission File Number 33-16789

				 _________________

	     RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K1
	      (Exact name of registrant as specified in its charter)

				      NEW YORK
	     (State or other jurisdiction of incorporation or organization)

				     36-6878770
		       (I.R.S. Employer Identification Number)

		    2201 Cooperative Way, Herndon, VA 22071-3025
		      (Address of principal executive offices)
       (Registrant's telephone number, including area code, is 703-709-6700)

				  ___________________

	   Securities Registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				 Yes   X      No

The Registrant has no common or voting stock.

			  DOCUMENTS INCORPORATED BY REFERENCE:

1.   Form of Trust Agreement
2.   Loan Agreement
3.   Loan Guarantee and Servicing Agreement

Exhibit Index located on page 13.

Part I

Item 3.    Legal Proceedings

	   None.


Item 4.    Submission of Matters to a Vote of Security Holders

	   None.

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
	   Matters

     a) There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

     b) As of March 29, 1996 there were two holders of certificates representing ownership of the beneficial interest in the Trust.


Item 8.    Financial Statements and Supplementary Data

	   See attached audited financial statements.


Item 9.    Disagreements on Accounting and Financial Disclosure

	   None.



Part III

Item 13.   Certain Relationships and Related Transactions

	   None.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a)   The following documents are filed as part of this report:

      1.   Financial Statements
	   Report of Independent Public Accountants
	   Statement of Assets and Liabilities as of
	      December 31, 1995 and 1994
	   Statement of Income and Expenses, for the Years Ended
	      December 31, 1995, 1994 and 1993
	   Statement of Cash Flows, for the Years Ended
	      December 31, 1995, 1994 and 1993
	   Notes to Financial Statements

      2. Financial Statement Schedules are omitted because they are inapplicable.

      3.   Exhibits

	     Exhibit
	     Number         Description of Exhibit

	      4.1 Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 [No. 33-16789]).

	     10.1           Loan Agreement (incorporated by reference to
			    Exhibit 10.1 to Registration Statement on Form
			    S-1 [No. 33-16789]).

	     10.2 Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
			    [No. 33-16789]).

     b)     Form 8-K dated December 20, 1995.
	    Semi-annual Report to Certificateholders dated December 15, 1995.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 1996.


	       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988 K-1

      By:   NATIONAL RURAL UTILITIES COOPERATIVE
	    FINANCE CORPORATION as Servicer

      By:      /S/ Sheldon C. Petersen
	       Sheldon C. Petersen, Governor and
		 Chief Executive Officer

		       RURAL ELECTRIC COOPERATIVE GRANTOR
			      TRUST (KEPCO) 1988-K1


	   FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995, 1994 AND 1993
			 TOGETHER WITH AUDITORS' REPORT

		       Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
      (Kepco) 1988-K1, and

To the Board of Directors of
National Rural Utilities Cooperative
      Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Kepco) 1988-K1 as of December 31, 1995 and 1994, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Kepco) 1988-K1 as of December 31, 1995 and 1994, and its oper-ations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


March 11, 1996
Washington, D. C.

		   RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K1
			      STATEMENTS OF ASSETS AND LIABILITIES

				AS OF DECEMBER 31, 1995 AND 1994




						 1995          1994

A S S E T S

Interest Receivable                         $   55,378     $   60,737

Note Receivable                              7,750,000      8,500,000

     Total  Assets                          $7,805,378     $8,560,737



L I A B I L I T I E S

Interest Payable - Grantor Trust            $   53,649     $   58,841
   Certificates

Servicer Fees Payable                            1,729          1,896

Rural Electric Cooperative
   Grantor Trust Certificates                7,750,000      8,500,000

     Total  Liabilities                     $7,805,378     $8,560,737

	   RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K1

		     STATEMENTS OF INCOME AND EXPENSES

	     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




					  1995        1994         1993


INCOME:
   Interest on note receivable        $804,470     $867,112     $922,431

EXPENSES:
  Interest on grantor trust
     certificates                      779,358      840,045      893,637
  Servicer fees                         25,112       27,067       28,794

	Total expenses                 804,470      867,112      922,431

	Net Income                    $      -     $      -     $      -

	     RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988 - K1

			       STATEMENTS OF CASH FLOWS

		  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




						 1995        1994        1993


CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received on note receivable       $804,470    $871,757    $926,540
   Interest paid to Certificateholders        (779,358)   (844,545)   (897,618)
   Fees paid to Servicer                       (25,112)    (27,212)    (28,922)

     Net cash provided by operating activities       -           -         -

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from principal payment on note     750,000     650,000     575,000

     Net cash provided by investing activities 750,000     650,000     575,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment to Certificateholders    (750,000)  (650,000)   (575,000)

Net cash used in financing activities         (750,000)   (650,000)   (575,000)

NET CHANGE IN CASH                                   -           -           -

CASH, beginning of year                              -           -           -

CASH, end of year                            $       -    $      -  $        -

ACCRUAL TO CASH BASIS RECONCILIATION:
   Accrual basis income                      $       -    $      -  $        -
   Change in accrual accounts:
      Decrease in interest receivable            5,359       4,645       4,108
      Decrease in interest payable              (5,192)     (4,500)     (3,980)
      Decrease in servicer fees payable           (167)       (145)       (128)

	 Total change in accrual accounts            -           -           -

    Net cash provided by operating activities $       -    $      - $         -

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988-K1

		      NOTES TO FINANCIAL STATEMENTS

		     DECEMBER 31, 1995, 1994 AND 1993


1.  ORGANIZATION AND OPERATIONS

   Rural Electric Cooperative Grantor Trust (Kepco) 1988-K1 (the "Trust") was formed under a Trust Agreement dated February 15, 1988 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and The First National Bank of Chicago
   (the "Trustee").   On that date, CFC made a loan to the Cooperative which
   issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Kepco) 9.23% Certificates Due 2002 (the "Certificates") in the amount of $11,075,000.
   The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor
   any other governmental agency.   Each Certificate represents an undivided
   fractional interest in the Trust.  CFC is the depositor of the Trust and
   acts as Servicer of the Note.   CFC filed, on behalf of the Trust, a Regi-
   stration Statement on Form S-1 (Registration No. 33-16789) which became effective on February 17, 1988, and CFC resold the Certificates thereunder.

   The assets of the Trust consist primarily of the Note which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

   Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (June 4 and December 4) by the Cooperative. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (June 15 and December 15) such amounts are to be distributed to the Certificateholders and the Servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or invest-ment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

   On or before five business days after each date on which payments are made on the Certificates, the Trustee is obligated to supply the holders of such Certificates a report provided by the Servicer, which includes certain pertinent information as to how the payment is to be allocated to principal, interest, servicer fees and premium, if any, as well as the principal balance outstanding after such payment.

   The fiscal year of the Trust is the calendar year. Within the prescribed period of time for tax reporting purposes, after the end of each calendar year during the term of the Trust Agreement, the Trustee is obligated to prepare and mail to each Certificateholder of record for the Trust, at any time during such year, a report setting forth the information as is reasonably necessary for the preparation of such Certificateholder's Federal income tax return.

   Payments of principal on the Certificates began in 1989 and will extend over a period of fourteen years. The principal payments over the next 5 years and thereafter are as follows:

		       1996                   $  800,000
		       1997                      900,000
		       1998                    1,000,000
		       1999                    1,100,000
		       2000                    1,200,000
		       Thereafter              2,750,000

		       Total                  $7,750,000


   The Certificates are not subject to full redemption prior to December 15, 1997. Thereafter, such Certificates are subject to optional redemption, for the entire remaining balance and without premium, upon redemption or purchase of the related Note. The Trust Agreement will terminate after payment in full has been made on the Certificates issued thereunder.


2. TAX STATUS OF THE TRUST

   Milbank, Tweed, Hadley & McCloy, counsel to CFC, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will be classified as a grantor trust and (ii) each Certificateholder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.

   It is expected that the Trust will not have any liability for Federal or State income taxes for the current or future years.


3. INTEREST AND SERVICER FEE ACCOUNTING

   The Trust records interest income as it is earned and accrues interest
   expense and servicer fees as they are incurred.   Servicer fees represent
   ten basis points of the outstanding principal balance of the Certificates and the Note.


4. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instru-ments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1995.

   The carrying amounts reported for Interest Receivable, Interest Payable - Grantor Trust Certificates, and Servicer Fees Payable approximate fair values due to the short term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificate is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1995, are as follows:

						    1995
				     Carrying               Fair
				       Value               Value

Assets:
Interest Receivable                    55,378               55,378
Note Receivable                     7,750,000            9,668,083

Liabilities:
Interest Payable - Grantor Trust
   Certificates                        53,649              53,649
Servicer Fees Payable                   1,729               1,729
Rural Electric Cooperative
  Grantor Trust Certificates        7,750,000           9,673,999

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1988 K-1



				     Exhibit Index


Exhibit
Number    Description of Exhibit

 4.1 Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to
	  Exhibit 4.1 to Registration Statement on Form S-1 [No. 33-16789]).

10.1 Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789]).

10.2 Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-16789]).